Form 10-K
period 1996-12-31
NORWEST AUTO RECEIVABLES CORP
filed 1997-03-31
CIK 1017669

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

     / X /        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM _________ TO _________

                        COMMISSION FILE NUMBER 333-07981

                      NORWEST AUTO RECEIVABLES CORPORATION
                            NORWEST AUTO TRUST 1996-A

                  A DELAWARE CORPORATION--I.R.S. NO. 51-0378359
                                 NORWEST CENTER
                               SIXTH AND MARQUETTE
                        MINNEAPOLIS, MINNESOTA 55479-1026
                           TELEPHONE:  (612) 667-8655

    No securities are registered pursuant to Section 12(b) of the Act.

    No securities are registered pursuant to Section 12(g) of the Act.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X    No
                                                    -----     -----

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.   Not applicable.

    Aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 1996: Not applicable.

    Number of shares of common stock outstanding as of December 31, 1996:
Not applicable.

                                    PART I


ITEM 1. BUSINESS

     Omitted.


ITEM 2. PROPERTIES

     See Item 14(a), Exhibit 99.3 incorporated herein by reference for information provided with respect to the Norwest Auto Trust 1996-A (the "Trust") in lieu of information required by Item 102 of Regulation S-K.

ITEM 3. LEGAL PROCEEDINGS

     The registrant knows of no material pending legal proceedings with respect to the Trust.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of holders of equity interest during the period covered by this report through the solicitation of proxies or otherwise.

                                  PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     (a) No established trading market exists for Certificates issued by the Trust.

     (b) As of December 31, 1996, the number of holders of Certificates was 6.

     (c)  Omitted.


ITEM 6. SELECTED FINANCIAL DATA

     Omitted.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Omitted.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14(a), Exhibits 99.2 and 99.3 incorporated herein by reference, in lieu of the information required by Item 8.


ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Omitted.


ITEM 11.  EXECUTIVE COMPENSATION

     Omitted.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Omitted.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Omitted.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)  Exhibits

             The following exhibits are or will be provided.

            99.1 Annual Report of Independent Public Accountants' as to servicing activities.

                  (a)  Norwest Bank Minnesota, N.A., as servicer (1)

            99.2  Report of Management as to servicing compliance.

                  (a)  Norwest Bank Minnesota, N.A. as servicer  (1)

            99.3 Annual Statement of Compliance with obligations under the Pooling and Servicing Agreement of:

                  (a)  Norwest Bank Minnesota, N.A., as servicer  (1)

        (b) On November 21, 1996, a report on Form 8-K was filed in order to place on file with the Securities and Exchange Commission, among other documents, the final forms of the Trust Agreement between Reporting Person, as depositor, and Wilmington Trust Company, as trustee, relating to the Norwest Auto Trust 1996-A, and the Sale and Servicing Agreement dated as of November 13, 1996 among Registrant, Norwest Bank Minnesota, N.A., as servicer, Norwest Corporation, Wilmington Trust Company, as trustee, and The Chase Manhattan Bank, as indenture trustee, dated as of November 13, 1996.

        (c)  Not applicable.

        (d)  Omitted.

_________________

(1) Such document (i) is not filed herewith since such document was not received by the Reporting Person at least three business days prior to the due date of this report; and (ii) will be included in an amendment to this report on Form 10-K/A to be filed within 30 days of the Reporting Person's receipt of such document.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Norwest Auto Receivables Corporation
                              (Registrant)

                              By   /s/  Jerome W. Fons III
                                -------------------------------------
                                          VICE PRESIDENT


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     (a)(1) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.

     (b)(1) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificate holder with respect to any annual or other meeting of Certificateholders.